Form 10QSB
period 2004-09-30
American Community Bancorp, Inc.
filed 2004-11-12
CIK 1303476

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended September 30, 2004

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

                               For the transition period from _______ to _______

                               Commission file number 000-50946

                        AMERICAN COMMUNITY BANCORP, INC.
              ----------------------------------------------------
              (Exact Name of Small Business Issuer in its Charter)

Indiana                                     20-1541152
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

                                 4424 Vogel Road
                            Evansville, Indiana 47715
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (812) 962-2265
                           ---------------------------
                           (Issuer's telephone number)

      Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

      Number of shares of the Issuer's common stock, no par value, outstanding on November 8, 2004: 1,582,417.

Transitional Small Business Disclosure Format Yes [ ] No [X]

                        AMERICAN COMMUNITY BANCORP, INC.

                                TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I.     FINANCIAL INFORMATION

    Item 1. Financial Statements
               Consolidated Balance Sheets
                     September 30, 2004 (unaudited) and December 31, 2003 ......   2

               Consolidated Statements of Income (unaudited)
                     Three Months Ended September 30, 2004 and 2003 and
                           Nine Months Ended September 30, 2004 and 2003 .......   3

               Consolidated Statements of Changes in Stockholders Equity the
                     Year Ended December 31, 2003 and the Nine Months Ended
                           September 30, 2004 ..................................   4

               Consolidated Statements of Cash Flows (unaudited)
                     Nine Months Ended September 30, 2004 and 2003 .............   5

               Notes to Consolidate Financial Statements (unaudited) ...........   6-10

    Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations .............................   11-19

    Item 3. Controls and Procedures ............................................   19

PART II.    OTHER INFORMATION

    Item 1. Legal Proceedings ..................................................   20

    Item 2. Unregistered Sales of Equity Securities ............................   20

    Item 3. Defaults Upon Senior Securities ....................................   20

    Item 4. Submission of Matters to a Vote of Security Holders ................   20

    Item 5. Other Information ..................................................   20

    Item 6. Index to Exhibits ..................................................   21-22

            Signatures .........................................................   23

                          ITEM 1. FINANCIAL STATEMENTS

                        AMERICAN COMMUNITY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            (UNAUDITED)
                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                               2004               2003
                                                                           -------------      -------------
ASSETS
Cash and due from banks                                                    $   3,811,723      $   4,862,221
Interest bearing balances with banks                                           2,405,044          2,454,940
Federal funds sold                                                             1,903,000          2,690,000
                                                                           -------------      -------------
     Total cash and  cash equivalents                                          8,119,767         10,007,161
Securities available for sale, at fair value                                  14,852,395         14,685,496
Nonmarketable equity securities                                                  671,900            586,600
Loans, net of allowance for loan losses of
   $1,952,000 and $1,498,500                                                 128,006,256         97,400,525
Premises and equipment                                                         5,588,953          5,663,967
Accrued interest receivable                                                      548,897            410,840
Bank owned life insurance                                                      1,021,108                  -
Other assets                                                                     161,659            198,164
                                                                           -------------      -------------
     Total assets                                                          $ 158,970,935      $ 128,952,753
                                                                           =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
   Non-interest bearing                                                    $  13,061,798      $  13,471,364
   Interest bearing                                                          127,493,900        102,035,140
                                                                           -------------      -------------
     Total deposits                                                          140,555,698        115,506,504
Federal funds purchased & other borrowed funds                                 3,500,000                  -
Accrued interest payable                                                         231,759            128,966
Accrued expenses and other liabilities                                            37,953            136,408
                                                                           -------------      -------------
     Total liabilities                                                       144,325,410        115,771,878

SHAREHOLDERS'  EQUITY
Common stock, $0 par value, 3,000,000 shares authorized; shares issued
  and outstanding 1,582,417 and 1,499,042 at amount paid in                   15,536,687         14,519,877
Accumulated deficit                                                             (899,525)        (1,362,304)
Accumulated other comprehensive income                                             8,363             23,302
                                                                           -------------      -------------
   Total shareholders' equity                                                 14,645,525         13,180,875
                                                                           -------------      -------------
     Total liabilities and shareholders' equity                            $ 158,970,935      $ 128,952,753
                                                                           =============      =============

See accompanying notes to the unaudited financial statements.

                        AMERICAN COMMUNITY BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                 2004           2003            2004          2003
                                               ----------     ----------     ----------     ----------
INTEREST INCOME:
Interest and fees on loans                     $1,636,701     $1,148,802     $4,382,144     $3,319,270
Securities                                        156,919        123,441        479,701        312,321
Interest bearing balances with other banks         11,908          2,971         33,423          6,791
Federal funds sold                                  9,460          4,086         17,914         26,496
                                               ----------     ----------     ----------     ----------
TOTAL INTEREST INCOME                           1,814,988      1,279,300      4,913,182      3,664,878
                                               ----------     ----------     ----------     ----------

INTEREST EXPENSE:
Deposits                                          601,170        496,074      1,603,989      1,471,332
Federal funds purchased                             2,041            568          2,461            823
FHLB advances                                       7,405              -          8,352              -
                                               ----------     ----------     ----------     ----------
TOTAL INTEREST EXPENSE                            610,616        496,642      1,614,802      1,472,155
                                               ----------     ----------     ----------     ----------
   NET INTEREST INCOME                          1,204,372        782,658      3,298,380      2,192,723
Provision for loan losses                         207,000         78,500        466,179        206,500
   NET INTEREST INCOME AFTER
                                               ----------     ----------     ----------     ----------
   PROVISION FOR LOAN LOSSES                      997,372        704,158      2,832,201      1,986,223
                                               ----------     ----------     ----------     ----------

OTHER INCOME
Service charges on deposit accounts                32,487         19,345         76,474         50,017
Gain on sale of loans                              81,567        103,372        280,958        317,430
Gain on sale of securities                                        14,988          7,215         14,988
Other                                              86,838         25,953        203,865        114,519
                                               ----------     ----------     ----------     ----------
TOTAL OTHER INCOME                                200,892        163,658        568,512        496,954
                                               ----------     ----------     ----------     ----------

OTHER EXPENSE
Salaries and benefits                             567,320        459,750      1,674,153      1,290,288
Occupancy and equipment                           108,666        100,944        312,403        265,562
Marketing                                          19,948         11,241         66,509         63,159
Data processing                                    63,606         53,793        181,796        153,160
Supplies, printing and delivery expense            18,306         13,047         54,410         55,721
Legal and professional                             70,691         41,052        225,485        159,142
Other                                             167,766         79,411        423,178        251,650
                                               ----------     ----------     ----------     ----------
TOTAL OTHER EXPENSE                             1,016,303        759,238      2,937,934      2,238,682
                                               ----------     ----------     ----------     ----------
   INCOME BEFORE INCOME TAXES                     181,961        108,578        462,779        244,495
Income taxes                                            -              -              -              -
                                               ----------     ----------     ----------     ----------
   NET INCOME                                  $  181,961     $  108,578     $  462,779     $  244,495
                                               ==========     ==========     ==========     ==========

BASIC EARNINGS PER SHARE                       $     0.12     $     0.07     $     0.31     $     0.18
DILUTED EARNINGS PER SHARE                     $     0.11     $     0.07     $     0.30     $     0.18

AVERAGE SHARES OUTSTANDING                      1,527,730      1,499,042      1,508,605      1,331,976
AVERAGE DILUTED SHARES OUTSTANDING              1,602,062      1,511,485      1,559,143      1,342,532

See accompanying notes to the unaudited financial statements.

                        AMERICAN COMMUNITY BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
      FOR THE YEAR ENDED DECEMBER 31, 2003 AND THE NINE-MONTH PERIOD ENDED
                         SEPTEMBER 30, 2004 (UNAUDITED)

                                                                                              Accumulated
                                                                                                Other
                                                 Common                        Accumulated   Comprehensive
                                                  Stock          Surplus         Deficit        Income         Total
                                               -----------     -----------    ------------     ---------     -----------
Balance December 31, 2002                      $ 5,818,540     $ 5,147,083    $ (1,663,998)    $ 127,833     $ 9,429,458

Issuance of 335,334 shares
  of common stock, net of
  offering costs                                 1,676,670       1,877,584                                     3,554,254

Comprehensive income:

Net income                                                                         301,694                       301,694
Other comprehensive income,
  net of tax: unrealized gains on
  securities available for sale
  arising during the period net
  of tax of $(62,626)                                                                                            (95,480)
Reclassification adjustment,
  net of tax of $(5,937)                                                                                          (9,051)
                                                                                                             -----------
Other comprehensive income,
  net of tax of $(68,493)                                                                       (104,531)       (104,531)
                                                                                                             -----------
Comprehensive income                                                                                             197,163
Balance December 31, 2003                        7,495,210       7,024,667      (1,362,304)       23,302      13,180,875
                                               -----------     -----------    ------------     ---------     -----------

Issuance of 83,375 shares of
 common stock net of offering
 costs                                             416,875         599,935                                     1,016,810
Net Income                                                                         462,779                       462,779
Other comprehensive income,
  net of tax: unrealized gains on
  securities available for sale
  arising during the period net
  of tax of $(9,908)                                                                             (14,939)        (14,939)
                                                                                                             -----------
Comprehensive income                                                                                             447,840
Reclassification of capital
  accounts as a result of the
  completion of the Reorganization
  between the Bank of Evansville,
  N.A., Interim Bank of Evansville
  and American Community
  Bancorp, Inc.                                  7,624,602      (7,624,602)                                            -
                                               -----------     -----------    ------------     ---------     -----------
Balance September 30, 2004                     $15,536,687     $         -    $   (899,525)    $   8,363     $14,645,525
                                               ===========     ===========    ============     =========     ===========

See accompanying notes to the unaudited financial statements.

                        AMERICAN COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                    2004             2003
                                                                ------------      ------------
Cash flows from operating activities
 Net income                                                     $    462,779      $    244,495
 Adjustments to reconcile net income to net cash
  provided by operating activities
 Depreciation                                                        288,289           244,185
 Amortization of premium on securities                                35,717            51,132
 Provision for loan losses                                           466,179           206,500
 Proceeds from sale of loans                                      19,254,550        24,200,430
 Loans originated for sale                                       (18,973,392)      (23,883,000)
 Gain on sale of securities available for sale                        (7,215)          (14,988)
 Gains on sales of loans, net                                       (280,958)         (317,430)
 Increase in other assets                                           (122,660)          (58,189)
 Increase in accrued expenses and other liabilities                   14,046            35,210
                                                                ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          1,137,135           708,345
                                                                ------------      ------------

Cash flows (used in) provided by investing activities
 Net increase in loans                                           (31,071,910)      (17,007,318)
 Purchase of securities available for sale                        (3,744,062)       (8,306,478)
 Increase in nonmarketable equity securities                         (85,300)          (92,150)
 Proceeds from calls and principal payments on
   securities available for sale                                   2,016,799         2,055,022
 Proceeds from maturities of securities available for sale           750,000
 Proceeds from sale of securities available for sale                 757,215         1,031,870
 Purchase premises, equipment and leasehold expenditures            (213,275)       (1,362,615)
 Purchase of bank owned life insurance                            (1,000,000)                -
                                                                ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                            (32,590,533)      (23,681,669)
                                                                ------------      ------------

Cash flows from financing activities
 Net increase in deposits                                         25,049,194        17,067,263
 Increase in federal funds purchased & other borrowed funds        3,500,000                 -
 Net proceeds from issuance of common stock                        1,016,810         3,554,254
                                                                ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         29,566,004        20,621,517
                                                                ------------      ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                       (1,887,394)       (2,351,807)
Cash and cash equivalents beginning of period                     10,007,161         9,011,626
                                                                ------------      ------------
Cash and cash equivalents end of period                         $  8,119,767      $  6,659,819
                                                                ============      ============

See accompanying notes to the unaudited financial statements.

AMERICAN COMMUNITY BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

On September 14, 2004, the Agreement and Plan of Reorganization (the "Reorganization Agreement") between American Community Bancorp, Inc. (the "Company"), Bank of Evansville, N.A. (the "National Bank"), and Interim Bank of Evansville (the "Interim Bank"), dated June 2, 2004, and approved at the Special Meeting of Shareholders of the National Bank held on July 27, 2004, became effective. Pursuant to the Reorganization Agreement, the National Bank was merged with and into the Interim Bank, and each outstanding share of common stock, $5.00 par value per share, of the National Bank was converted into one share of common stock, no par value, of the Company (the "Reorganization"). As a result of the Reorganization, the Interim Bank has become a wholly-owned subsidiary of the Company. Additionally, pursuant to the Reorganization Agreement, the name of Interim Bank has been changed to Bank of Evansville.

The accompanying consolidated financial statements are presented as if the Reorganization occurred on January 1, 2003 and have been prepared in accordance with the accounting principles generally accepted. These statements should be read in conjunction with the financial statements and accompanying footnotes included in the National Bank's Annual Report on Form 10-KSB for 2003 which was filed with the Office of the Comptroller of the Currency on March 30, 2004. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The results shown in this interim report are not necessarily indicative of results to be expected for any other period or for the full year ended December 31, 2004.

The Bank provides a full range of banking services to individual and corporate customers in Vanderburgh County, Indiana, including Evansville and the surrounding areas in Southwestern Indiana. The Bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products and services. Additionally, the Bank is subject to regulations of certain regulatory agencies and undergoes periodic examinations by those regulatory agencies, including the Indiana Department of Financial Institutions and the Federal Reserve, the Bank's primary regulator. The Company is regulated by and will undergo periodic examinations by the Federal Reserve.

NOTE 2. STOCK OPTIONS

At September 30, 2004, the Company has stock-based compensation plans which are described more fully in the notes to the Company's December 31, 2003, audited financial statements contained in the Company's Annual Report on Form 10-KSB. The Company accounts for the plans under the recognition and measurement principles of Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price that was equal to or greater than the market value of the underlying common stock on the grant date.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation.

                                                              Periods ended September 30,
                                                     Three Months                      Nine Months
                                                     ------------                      -----------
                                                2004             2003             2004             2003
                                             -----------      -----------      -----------      -----------
Net income as reported                       $   181,961      $   108,578      $   462,779      $   244,495
Less:  Total stock-based compensation
determined under the fair value method           (39,558)         (74,702)        (210,407)        (189,386)
                                             -----------      -----------      -----------      -----------

Pro forma net income                         $   142,403      $    33,876      $   252,372      $    55,109
                                             ===========      ===========      ===========      ===========

Basic earnings per share  - as reported      $      0.12      $      0.07      $      0.31      $      0.18
Basic earnings per share  - pro forma        $      0.09      $      0.02      $      0.17      $      0.04
Diluted earnings per share - as reported     $      0.11      $      0.07      $      0.30      $      0.18
Diluted earnings per share - pro forma       $      0.09      $      0.02      $      0.16      $      0.04

NOTE 3. INVESTMENT SECURITIES

Investment securities consist of U.S. Government Agency debt obligations and U.S. Government Agency sponsored mortgage-backed securities. The following table reflects the fair value, amortized cost and unrealized gains or (losses) on these securities:

                                                   September 30, 2004
                                  -----------------------------------------------------
                                                   Gross       Gross
                                   Amortized     Unrealized  Unrealized
                                     Cost          Gains       Losses       Fair Value
                                  -----------    ----------  ----------     -----------
U. S. government agencies and
  corporations                    $11,755,479     $ 78,012     $(39,030)     $11,794,461
Mortgage-backed securities          3,082,978       11,512      (36,556)       3,057,934
                                  -----------     --------     --------      -----------
   Total                          $14,838,457     $ 89,524     $(75,586)     $14,852,395
                                  ===========     ========     ========      ===========

                                                    December 31, 2003
                                  -----------------------------------------------------
                                                   Gross        Gross
                                   Amortized     Unrealized   Unrealized
                                     Cost          Gains        Losses       Fair Value
                                  -----------    ----------   ----------     -----------
U. S. government agencies and
  corporations                    $11,030,515     $123,451     $(54,435)     $11,099,531
Mortgage-backed securities          3,616,396        9,835      (40,266)       3,585,965
                                  -----------     --------     --------      -----------
   Total                          $14,646,911     $133,286     $(94,701)     $14,685,496
                                  ===========     ========     ========      ===========

NOTE 4. LOANS

Major classifications of loans are as follows:

                                     September 30,      December 31,
                                         2004               2003
                                     -------------      ------------
Real estate                          $   8,646,989      $  9,103,307
Commercial                              37,561,801        32,045,184
Commercial real estate                  72,276,545        48,948,919
Consumer                                   893,640           930,292
Home equity                             10,620,693         7,928,465
Other                                       52,388            17,936
                                     -------------      ------------
                                       130,052,056        98,974,103

Net deferred loan fees, premiums
  and discounts                            (93,800)          (75,078)
Allowance for loan losses               (1,952,000)       (1,498,500)
                                     -------------      ------------
   Loans, net                        $ 128,006,256      $ 97,400,525
                                     =============      ============

NOTE 5. PREMISES AND EQUIPMENT

Premises and equipment consist of:

                              September 30,    December 31,
                                 2004             2003
                              -----------      -----------
Land                          $   701,060      $   701,060
Building and improvements       4,472,902        4,393,584
Equipment                       1,303,384        1,169,427
                              -----------      -----------
                                6,477,346        6,264,071
Accumulated depreciation         (888,393)        (600,104)
                              -----------      -----------
                              $ 5,588,953      $ 5,663,967
                              ===========      ===========

NOTE 6. INTEREST BEARING DEPOSITS

Interest-bearing deposits consist of the following:

                                    September 30,    December 31,
                                        2004             2003
                                    ------------     ------------
Savings                             $  3,259,964     $  3,205,827
NOW accounts                          40,363,161       39,566,999
Money market deposit accounts         21,269,373       10,530,705
Time deposits under $100,000          15,371,909       11,390,045
Time deposits $100,000 and over       47,229,493       37,341,564
                                    ------------     ------------
   Total                            $127,493,900     $102,035,140
                                    ============     ============

NOTE 7. EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted earnings per share:

                                                    Three months ended           Nine months ended
                                                       September 30,                September 30,
                                                   2004           2003           2004           2003
                                                ----------     ----------     ----------     ----------
BASIC
Net income                                      $  181,961     $  108,578     $  462,779     $  244,495
                                                ----------     ----------     ----------     ----------
Weighted average common shares outstanding       1,527,730      1,499,042      1,508,605      1,331,976
                                                ----------     ----------     ----------     ----------
Basic income per common share                   $     0.12     $     0.07     $     0.31     $     0.18
                                                ==========     ==========     ==========     ==========

DILUTED
Net income                                      $  181,961     $  108,578     $  462,779     $  244,495
                                                ----------     ----------     ----------     ----------
Weighted average common shares outstanding       1,527,730      1,499,042      1,508,605      1,331,976
Dilutive effect of assumed stock option and
  warrant exercises                                 74,332         12,443         50,538         10,556
                                                ----------     ----------     ----------     ----------
Weighted average common shares outstanding
  assuming dilution                              1,602,062      1,511,485      1,559,143      1,342,532
                                                ----------     ----------     ----------     ----------
Diluted income per share                        $     0.11     $     0.07     $     0.30     $     0.18
                                                ==========     ==========     ==========     ==========

NOTE 8. SHAREHOLDER EQUITY TRANSACTIONS

On June 30, 2004 the Company and German American Bancorp entered into an agreement pursuant to which German American Bancorp would purchase from the Company 83,375 shares of authorized but unissued common stock of the Company for a purchase price of $12.25 per share, net of brokerage commissions. The stock purchase by German American Bancorp closed on August 31, 2004.

NOTE 9. DEFERRED COMPENSATION

The Bank's Board of Directors approved a deferred compensation arrangement for an executive officer, which will be effective April 1, 2004 and will provide benefits at age sixty-five. The present value for the estimated liability under the arrangement is being accrued using a discount rate of 6.25% ratably over the remaining years until the employee becomes eligible for benefits. A formal agreement for this deferred compensation is being prepared and is expected to be executed in the near future. Deferred compensation charged to expense was $11,130 and $22,260 for the three and nine-months ended September 30, 2004, respectively.

NOTE 10. BANK HOLDING COMPANY FORMATION

In June 2004, the Board of Directors approved a revised plan to adopt a bank holding company structure. Under the plan, the Bank of Evansville, N.A. merged with Interim Bank of Evansville, an Indiana state-chartered interim bank formed for the purpose of accomplishing the reorganization and the wholly-owned subsidiary of American Community Bancorp, Inc. a newly organized Indiana corporation formed to serve as the holding company for the Bank. Under the reorganization each share of stock in the Bank of Evansville, N.A. was exchanged, in a tax-fee transaction, for one share of common stock of the holding company. On July 27, 2004, the shareholders of the National Bank approved the reorganization at a Special Meeting of the shareholders and the reorganization became effective on September 14, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results of the Company and its bank subsidiary, Bank of Evansville (collectively with its predecessor, Bank of Evansville, N.A. the "Bank"), during the periods included in the accompanying consolidated financial statements. The results of operation for the nine month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

FORWARD LOOKING STATEMENTS

The statements contained in this Quarterly Report filed on Form 10-QSB that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be as anticipated by management. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to, the following:

            - the Bank's status as a recently formed organization (2001) with limited operating history;

            - the effect of extensive banking regulation on the Bank's ability to grow and compete;

            - the effects of changes in federal economic and monetary policies on the Bank's ability to attract deposits, make loans and achieve satisfactory interest rate spreads;

            -     the Bank's dependence on key management personnel;

            - the Bank's dependence on a favorable local economic environment in the Bank's service area;

            - the Bank's dependence on net interest spread for profitability;

            - the Bank's continuing ability to implement developments in technology to be competitive;

            -     the credit risks inherent in lending activities;

            - changes in management's estimate of the adequacy of the allowance for loan losses and

            - the effect of changes in accounting principles, policies or guidelines.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Bank with the Securities Division of the Office of the Comptroller of the Currency (the "OCC") including the Bank's Form 10-KSB filed with the OCC on March 30, 2004, and the Bank's Registration Statement on Form S-3 filed with the OCC on January 30, 2003. The Company undertakes no obligation to update or revise any forward-looking statements as a result of new information, future developments or otherwise.

INTRODUCTION

The Bank is a state chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation and is a member of the Federal Reserve System. The Bank provides a full range of commercial and consumer banking services from two offices in Vanderburgh County, Indiana, for customers located primarily in Vanderburgh, Gibson, Posey and Warrick Counties, Indiana. This area includes Evansville and its surrounding communities.

The following presents management's discussion and analysis of the financial condition of the Company as of September 30, 2004 and the results of operation for the three months and nine months then ended.

FINANCIAL CONDITION OVERVIEW

Total assets grew $30,018,182 or 23.3% to $158,970,935 at September 30, 2004
from $128,952,753 reported at December 31, 2003. The growth in assets was primarily attributable to an increase in loans of 31.4%. Total deposits increased $25,049,194 or 21.7% to $140,555,698 at September 30, 2004 compared to
$115,506,504 at December 31, 2003.

Cash and cash equivalents were $8,119,767 at September 30, 2004, compared to $10,007,161 at December 31, 2003. The Bank maintains cash on hand and in correspondent banks at a level management believes is adequate to support day-to-day operations. Excess funds are invested in the overnight federal funds market and short-term certificates of deposit. Securities available for sale were $14,852,395 at September 30, 2004 and $14,685,496 at December 31, 2003. The
Bank maintains its securities portfolio primarily to provide liquidity, and to support loan growth and fluctuations in deposit levels. In addition, securities available for sale provide potential liquidity as collateral for repurchase agreements and Federal Home Loan Bank (FHLB) borrowings.

The Bank has experienced strong loan growth in the first three quarters of 2004. Total loans were $130,052,056 at September 30, 2004, an increase of $31,077,953, or 31.4% over the December 31, 2003 total of $98,974,103. Commercial and commercial real estate loans accounted for $28,844,243 or 92.8% of the increase. The percentage distribution of loans by major classifications is as follows:

                         September 30,     December 31,
                            2004              2003
                         -------------     ------------
Real estate                  6.65%             9.20%
Commercial                  28.88%            32.38%
Commercial real estate      55.57%            49.45%
Consumer                     0.69%             0.94%
Home equity                  8.17%             8.01%
Other                        0.04%             0.02%
                           ------            ------
                           100.00%           100.00%
                           ======            ======

For the nine month period ending September 30, 2004, net charge-offs totaled $12,679 or .01%, on an annualized basis, of average loans outstanding for the period, net of unearned income. There were no charges-offs in 2003. The allowance for loan losses at September 30, 2004 was $1,952,000 or 1.50% of total loans compared to $1,498,500 or 1.51% at December 31, 2003. In each accounting period the allowance for loan losses is adjusted by management to an amount management believes is necessary to maintain the allowance at adequate levels for known and probable losses. Management's evaluation of the allowance is based on the consideration of several factors including actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the portfolio and general economic conditions, as well as any specifically identifiable problem loans. Management believes that the allowance is adequate, based on the broad range of considerations listed above, and absent some of those factors, based upon peer industry data for comparable banks. Additional increases in the dollar amount of the allowance for loan losses are expected in future periods due to anticipated growth in the loan portfolio. At September 30, 2004 the recorded investment for loans for which impairment has been recognized was $155,862. This amount represents two loan relationships, one of which is in the amount of $85,667, with a $50,000 related allowance. The other relationship in the amount of $70,195, represents the SBA guaranteed portion of a loan; the un-guaranteed portion of this loan was charged-off in June 2004. At September 30, 2003 impaired loans totaled $178,000 with a $50,000 related allowance.

Net premises and equipment at September 30, 2004 was $5,588,953 compared to $5,663,967 at December 31, 2003. On April 19, 2002 the Bank purchased a 40,000 square foot building, located at 4424 Vogel Road in Evansville, Indiana, to be used as its headquarters and east side banking facility for approximately $2.2 million. The Bank remodeled approximately 11,600 square feet of the building for its use at a cost of approximately $1.7 million. The Bank commenced operations in its new headquarters on February 18, 2003. In 2004 additional office space on the second floor was built-out, at a cost of approximately $70,000, to accommodate current and future staff additions. This space was previously used for storage. The portions of the building not used by the Bank are leased to various other businesses.

Other assets consisting primarily of accrued interest receivable were $161,659 at September 30, 2004, compared to $198,164 at December 31, 2003.

Deposits grew to $140,555,698, an increase of $25,049,194 or 21.7% over the $115,506,504 reported at December 31, 2003. The following table indicates the major categories of deposits:

                                       September 30, 2004           December 31, 2003
                                       Dollars       Percent        Dollars       Percent
                                    ------------     -------     ------------     -------
Non-interest bearing demand         $ 13,061,798       9.29%     $ 13,471,364      11.66%
Savings                                3,259,964       2.32%        3,205,827       2.77%
NOW accounts                          40,363,161      28.72%       39,566,999      34.26%
Money market deposit accounts         21,269,373      15.13%       10,530,705       9.12%
Time deposits under $100,000          15,371,909      10.94%       11,390,045       9.86%
Time deposits $100,000 and over       47,229,493      33.60%       37,341,564      32.33%
                                    ------------     ------      ------------     ------
   Total                            $140,555,698     100.00%     $115,506,504     100.00%
                                    ============     ======      ============     ======

The growth in deposits was primarily due to increases in money market accounts and time deposits. The increase in money market accounts, $10,738,668 or 102.0%, is largely related to the introduction of a new money market product in the fourth quarter of 2003, specifically targeting high balance customers. Time deposits increased $13,869,793 or 28.5% from the level reported at December 31, 2003. Strong loan growth has resulted in the Bank being more competitive to attract large time deposits from public entities and brokers. Since these deposits are obtained through a competitive bidding process they are more rate sensitive and more volatile than retail deposits.

Total stockholders' equity at September 30, 2004 was $14,645,524, compared to $13,180,875 at December 31, 2003. The recent sale of 83,375 shares of common stock to German American Bancorp provided additional capital of $1,016,810, net of offering costs.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Net income for the three months ended September 30, 2004 was $181,961 or $0.12 per share, compared to $108,578 or $0.07 a share for the period ending September 30, 2003.

Interest income for the quarter was $1,814,988, an increase of $535,688 or 41.9% over the period ending September 30, 2003. Average loans in the third quarter increased $35,083,919 or 40.0% over the third quarter of 2003, which resulted in an increase of $487,899 in interest and fees on loans. Average investment securities increased $3,016,751 over the same period in 2003, resulting in an increase of

$33,478 or 27.1% in interest on investment securities. For the quarter, average earning assets increased $40,685,397 and average interest bearing liabilities increased $37,060,443 over the period ending September 30, 2003. The net effect was an increase of $421,714 in net interest income for the quarter as compared to the same period in 2003. Average earning assets for the quarter increased 39.5%, and the yield on earning assets increased from 4.93% at September 30, 2003 to 5.03% at September 30, 2004. Prime rate increases in July, August and September 2004 and the large percentage of floating rate loans in the bank's portfolio account for the increase in yield. Average interest bearing liabilities increased 42.8% over the same period in 2003, and related interest expense increased $113,974 or 22.9%. The average rate paid on interest bearing liabilities was 1.96% for the third quarter of 2004 compared to 2.27% for the third quarter of 2003. The net interest margin for the quarter, which is equal to net interest income expressed as a percentage of average earnings assets, was 3.34% and 3.02% at September 30, 2004 and 2003, respectively.

The following table reflects the average balance, interest earned or paid, and yields or cost for the Bank's assets, liabilities and shareholders' equity for the third quarter of 2004 and 2003:

                                                                         Three months ending September 30,
                                              --------------------------------------------------------------------------------------
                                                                   2004                                        2003
                                              ------------------------------------------    ----------------------------------------
                                                                 Interest                                    Interest
                                                 Average         Earned or      Yield or      Average       Earned or     Yield or
                                                 Balance           Paid           Cost        Balance         Paid          Cost
                                              -------------    -------------    --------    ------------    ----------    --------
Assets
Interest bearing deposits                     $   2,055,748    $      11,908      2.30%     $    590,217    $    2,971      2.00%
Federal funds sold                                2,791,065            9,460      1.35%        1,671,869         4,086      0.97%
Securities -taxable                              15,888,639          156,919      3.93%       12,871,888       123,441      3.80%
Loans (1) (2)                                   122,850,824        1,636,701      5.30%       87,766,905     1,148,802      5.19%
                                              -------------    -------------      ----      ------------    ----------      ----
  Total interest-earning assets                 143,586,276        1,814,988      5.03%      102,900,879     1,279,300      4.93%

Allowance for loan losses                        (1,834,388)                                  (1,308,190)
Cash and due from banks                           3,679,374                                    2,226,884
Other assets                                      7,164,235                                    6,260,358
                                              -------------                                 ------------
  Total assets                                $ 152,595,497                                 $110,079,931
                                              =============                                 ============

Liabilities & Shareholders' Equity
Interest-bearing checking                     $  42,179,643    $     219,952      2.07%     $ 38,765,195    $  268,614      2.75%
Savings                                           3,393,101            4,736      0.56%        3,357,844         9,191      1.09%
Money market                                     16,450,965           69,767      1.69%        9,344,742        30,140      1.28%
Certificates of deposit                          59,549,341          306,716      2.05%       35,061,686       188,129      2.13%
Federal funds purchased                             418,707            2,041      1.94%          135,543           568      1.66%
FHLB advances                                     1,733,696            7,404      1.70%                -             -         -
                                              -------------    -------------      ----      ------------    ----------      ----
   Total interest bearing liabilities           123,725,453          610,616      1.96%       86,665,010       496,642      2.27%

Non-interest bearing checking                    14,547,630                                    9,641,176
Other liabilities                                   521,509                                      672,456
Stockholders' equity                             13,800,905                                   13,101,289
                                              -------------                                 ------------
  Total liabilities & shareholders equity     $ 152,595,497                                 $110,079,931
                                              =============                                 ============

Net interest income                                            $   1,204,372                                $  782,658
Rate Spread                                                                       3.07%                                     2.66%
Net interest income as a percent
  of average earning assets                                                       3.34%                                     3.02%

(1) Interest income on loans includes net fees on loans of $58,712 in 2004 and $64,281 in 2003.

(2) Non accrual loans are included in average balances

The provision for loan losses for the third quarter of 2004 was $207,000 compared to $78,500 in 2003. The ratio of the allowance for loan losses to loans was 1.50% and 1.46% at September 30, 2004 and 2003, respectively.

Non-interest income was $200,892 for the third quarter of 2004 compared to $163,658 in 2003. Gains on the sale of residential real estate loans originated by the Bank and sold in the secondary market were $81,567 in 2004 and $103,372 in 2003, and were the largest single component of non-interest income. With record low interest rates the volume of first time buyers and refinancing was extremely high during 2003. The drop in gains on the sale of residential real estate loans is directly related to a 22% drop in activity. Service charges on deposit accounts for the third quarter were $32,487 in 2004 and $19,345 in 2003. Merchant processing income on commercial accounts was $61,295 for the third quarter of 2004, compared to $16,136 for the same period in 2003. Visa debit card income was $8,800 and $5,994 for the quarters ended September 30, 2004 and 2003, respectively. The increase in both merchant processing and Visa debit card income is attributable to an increase in volume, as the Bank had very few customers in early 2003 using these services.

Non-interest expense was $1,016,303 for the three months ended September 30, 2004, compared to $759,238 for the same period in 2003. Salaries and employee benefit expense increased $107,570 or 23.4% over the third quarter of 2003. At September 30, 2004 the Bank employed a staff of 33 full-time equivalents compared to 30 at September 30, 2003. Staffing levels, as well as salaries and benefits are adjusted as necessary to support the Bank's growth and attract and maintain quality people. Occupancy and equipment expense incurred to operate the Bank's two banking facilities for the third quarter of 2004 was $108,666 compared to $100,944 in the third quarter of 2003. This increase is primarily related to depreciation and other expenses in the new facility that the Bank did not occupy until mid-February 2003. Data processing expense was $63,606 for the quarter ending September 30, 2004, an increase of $9,813 over the quarter ended September 30, 2003. Data processing expense is variable based on the number of accounts and transactions and increases as a function of the growth of the Bank. Supplies, postage and printing expense was $18,306 and $13,047 for the quarter ending September 30, 2004 and 2003, respectively. Legal and professional fees for the third quarter were $70,691 in 2004 and $41,052 in 2003. Other non-interest expense for the third quarter of 2004 was $167,766 compared to $79,411 in 2003. Fees related to Visa debit cards, merchant processing and interchange fee expense totaled $54,797 for the quarter ending September 30, 2004, compared to $15,288 for the same period in 2003. This expense is offset by even greater increases in other income, as previously mentioned.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Net income for the nine months ended September 30, 2004 was $462,779 compared to $244,495 for the nine months ended September 30, 2003. Net interest income was $3,298,380 for the nine months ended September 30, 2004 and $2,192,723 for the same period in 2003. Average earning assets for the nine months ended September 30, 2004 were $133,868,519, an increase of $36,724,504 or 37.8% over the same period in 2003, and related interest income increased by $1,248,304 or 34.1%. Average interest bearing liabilities increased $30,950,694 or 36.9%, resulting in an increase in interest expense of $142,647 or 9.7%.

Non-interest income for the nine months ending September 30, 2004, increased $71,558 over the same period in 2003. Service charges on deposit accounts increased $26,457 or 52.9% over the same period in 2003. This increase is a result of a large increase, 26.4%, in the number of accounts, and an increase in the service charge structure. Other income increased 78.0% or $89,346 over the same period in 2003. Visa debit card income increased $8,602 over the nine month period ended September 30, 2003. Merchant processing income increased $115,434 for the nine months ended September 30, 2003. The increase in both merchant processing and Visa debit card income is attributable to an increase in volume, as the Bank had very few customers in early 2003 using these services.

Non-interest expense for the nine months ending September 30, 2004 was $2,937,934, an increase of $699,252 or 31.2% over the same period in 2003. Salaries and employee benefit expense increased $383,865 or 29.8% over the same period in 2003. Balance sheet growth exceeding 35% has necessitated hiring additional staff in order to provide prompt, quality service. Legal and professional fees increased $66,343 over the same period in 2003; this increase is largely related to the formation of a bank holding company and converting to a state charter. Other non-interest expense for the nine months ending September 30, 2004 increased $171,528 over the nine months ended September 30, 2003. Visa debit card, merchant processing and interchange fee expense totaled $118,129 for the nine months ended September 30, 2004 compared to $30,423 for the same period in 2003. This expense is offset by even greater increases in other income, as previously mentioned.

The following table reflects the average balance, interest earned or paid, and yields or cost for the Bank's assets, liabilities and shareholders' equity for the nine months ended September 30, 2004 and 2003:

                                                                           Nine Months ending September 30,
                                              ------------------------------------------------------------------------------------
                                                                     2004                                       2003
                                              --------------------------------------------    ------------------------------------
                                                                   Interest                                    Interest
                                                 Average          Earned or       Yield or      Average       Earned or     Yield or
                                                 Balance             Paid           Cost        Balance         Paid         Cost
                                              -------------     -------------       ----      -----------     ----------     ----
Assets
Interest bearing deposits                     $   1,985,132     $      33,423       2.25%    $    429,842     $    6,791     2.11%
Federal funds sold                                2,156,632            17,914       1.11%       3,065,289         26,496     1.16%
Securities -taxable                              16,191,821           479,701       3.96%      10,376,305        312,321     4.02%
Loans (1) (2)                                   113,534,934         4,382,144       5.16%      83,272,579      3,319,270     5.33%
                                              -------------     -------------       ----     ------------     ----------     ----
  Total interest-earning assets                 133,868,519         4,913,182       4.90%      97,144,015      3,664,878     5.04%

Allowance for loan losses                        (1,697,190)                                   (1,238,383)
Cash and due from banks                           3,408,996                                     2,174,457
Other assets                                      6,911,012                                     6,003,455
                                              -------------                                  ------------
  Total assets                                $ 142,491,337                                  $104,083,544
                                              =============                                  ============

Liabilities & Shareholders' Equity
Interest-bearing checking                     $  40,802,835     $     638,079       2.09%    $ 35,801,626     $  742,608     2.77%
Savings                                           3,183,508            14,197       0.60%       2,656,062         24,640     1.24%
Money market                                     13,602,069           162,653       1.60%       7,380,395         78,752     1.43%
Certificates of deposit                          56,454,231           789,060       1.87%      38,039,891        625,332     2.20%
Federal funds purchased                             186,803             2,461       1.76%          72,311            823     1.52%
FHLB advances                                       671,533             8,352       1.66%               -              -        -
                                              -------------     -------------       ----     ------------     ----------     ----
   Total interest bearing liabilities           114,900,979         1,614,802       1.88%      83,950,285      1,472,155     2.34%

Non-interest bearing checking                    13,632,586                                     8,275,594
Other liabilities                                   456,152                                       528,337
Stockholders' equity                             13,501,620                                    11,329,338
                                              -------------                                  ------------
  Total liabilities & shareholders equity     $ 142,491,337                                  $104,083,554
                                              =============                                  ============

Net interest income                                             $   3,298,380                                 $2,192,723
Rate Spread                                                                         3.03%                                    2.71%
Net interest income as a percent
  of average earning assets                                                         3.29%                                    3.01%

(1) Interest income on loans includes net fees on loans of $183,336 in 2004 and $151,329 in 2003.

(2) Non accrual loans are included in average balances

LIQUIDITY AND CAPITAL RESOURCES

The Bank's strategy is to fund loan growth by obtaining deposits primarily from its local market; however, the Bank from time to time seeks a limited amount of deposits from outside its market area, or from brokers, to meet short term or special liquidity requirements. These deposits are typically acquired solely on the basis of price and therefore are more prone to be withdrawn upon changes in interest rates than deposits from customers in the Bank's geographical area. The Bank obtains public funds deposits from public entities located in its local market area. These deposits are acquired through a competitive bidding process and are also more rate sensitive than retail deposits. The Bank intends to maintain liquid assets equal to at least 10% of its total assets. Liquidity is maintained in the form of Federal funds sold, certificates of deposit with other banks and that portion of the securities portfolio which is available for sale. The Bank's liquidity ratio was 12.0% at September 30, 2004 and 15.4% at December 31, 2003. The Bank also maintains contingent sources of liquidity in the form of federal funds lines with other banks. At September 30, 2004 the Bank had available federal funds lines of approximately $8,600,000. In addition, the Bank is a member of the Federal Home Loan Bank of Indianapolis ("FHLB"). As a FHLB member the Bank has the ability to borrow from the FHLB on a secured basis.

At September 30, 2004, the Bank had outstanding borrowings totaling $3,500,000 from the FHLB to cover short term funding needs.

In May 2003, the Bank sold 335,334 shares of its $5.00 par value common stock to existing shareholders for aggregate proceeds of $3,554,255 (net of expenses). In August 2004 the Bank sold 83,375 shares of its $5.00 par value common stock to German American Bancorp for aggregate proceeds of $1,016,810 (net of offering costs and commissions).

As a new bank, the regulatory authorities required the Bank to maintain a minimum Tier 1 leverage ratio of 8% for its first three years of operation. In addition, as a condition to the conversion to an Indiana state banking charter, the Bank must maintain a minimum Tier 1 leverage ratio of 8% for a period of two years after the conversion to a state banking charter. At September 30, 2004 the Bank's Tier 1 leverage ratio was 9.6%. Based on the Bank's current asset level and management's growth projections, management believes it will have adequate funds to meet its regulatory capital requirements through at least September 30, 2005.

Management is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Bank's liquidity, capital resources or operations except as has been discussed. Also, the Bank is not aware of any current recommendations by regulatory authorities, which would have such an effect if implemented.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank had outstanding commitments to fund loans, including lines of credit, of $24,033,739 and $18,144,987 at September 30, 2004 and December 31, 2003,
respectively. The Bank had no commitments to purchase whole loans or loan participations at September 30, 2004 or December 31, 2003. The Bank's outstanding commitments for letters of credit was $1,229,162 at September 30, 2004 and $980,849 at December 31, 2003.

In the normal course of business, the Bank has entered into certain contractual obligations and other commitments. These obligations relate to the funding of operations through deposits and commitments to extend credit. Commitments to fund loans represent future cash requirements of the Bank; however, a significant portion of commitments to extend credit may expire without being drawn upon. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments.

CRITICAL ACCOUNTING POLICIES

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established as losses are determined to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Due to the fact that the Bank's loan portfolio is not seasoned, historical loss experience is not as meaningful to management's estimation process. Therefore, management has been relying heavily on peer group averages for loss experience until such time that the Bank's actual loss experience becomes more relevant.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not generally separately identify individual consumer and residential loans for impairment measurements.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls over Financial Reporting. There were no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation described in paragraph (a) above that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a) None

      (b) None

      (c) None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

ITEM 5. OTHER INFORMATION.

      None

ITEM 6. EXHIBITS


Exhibit List                        Description of Exhibit
----------------    ------------------------------------------------------------
2 ..............    Agreement and Plan of Reorganization among Bank of
                    Evansville, N.A., Interim Bank of Evansville and American
                    Community Bancorp, Inc., dated as of June 2, 2004
                    (Incorporated herein by reference to the Company's 8-K filed with the Securities and Exchange Commission on September 20,
                    2004).

3.1 ............    Articles of Incorporation of the Company (Incorporated
                    herein by reference to the Company's 8-K filed with the
                    Securities and Exchange Commission on September 20, 2004).

3.2 ............    Bylaws of the Company (Incorporated herein by reference to the Company's 8-K filed with the Securities and Exchange
                    Commission on September 20, 2004).

10.1* ..........    Form of Employment Agreement with Thomas L. Austerman dated
                    September 30, 2004.

10.2* ..........    Form of Employment Agreement with Michael S. Sutton. (1)

10.3* ..........    2000 Stock Option Plan of the Association. (1)

10.4* ..........    Form of Stock Purchase Warrant (1)

10.5* ..........    Form of Employment Agreement with Stephen C. Byelick, Jr.
                    dated July 2, 2001. (2)

10.6* ..........    Independent Director Stock Option Compensation Plan. (3)

10.7 ...........    Stock Subscription and Director Representation Agreement
                    dated June 30, 2004 between the Bank, American Community
                    Bancorp, Inc. and German American Bancorp. (4)

Exhibit List                        Description of Exhibit
----------------    ------------------------------------------------------------
16.1 ............   Letter from McGladrey & Pullen, LLP, dated February 28,
                    2003. (5)

31.1 ............   Certification of the Chief Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 ............   Certification of the Chief Financial Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ............   Certification of the Chief Executive Officer Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ............   Certification of the Chief Financial Officer Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

* Compensatory plan or arrangement

(1) Incorporated by reference to the exhibits to a Registration Statement on Form SB-2 as filed by the predecessor registrant to the Company, Bank of Evansville, N.A. with the OCC on November 8, 2000.

(2) Incorporated by reference to the exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2001 as filed by the predecessor registrant to the Company, Bank of Evansville, N.A. with the OCC on April 1, 2002.

(3) Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB for the period ended March 31, 2003 as filed by the predecessor registrant to the Company, Bank of Evansville, N.A. with the OCC on May 15, 2003.

(4) Incorporated by reference to the exhibits to the Current Report on Form 8-K dated September 3, 2004 as filed by the predecessor registrant to the Company, Bank of Evansville, N.A. with the OCC on September 4, 2004.

(5) Incorporated by reference to the exhibits to the Current Report on Form 8-K dated March 1, 2003 as filed by the predecessor registrant to the Company, Bank of Evansville, N.A. with the OCC on March 4, 2003 .

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN COMMUNITY BANCORP, INC.

Date:  November 10, 2004            By  /s/ Thomas L. Austerman
                                        -------------------------------------
                                        Thomas L. Austerman
                                        President and Chief Executive Officer

                                    By  /s/ Stephen C. Byelick, Jr.
                                        -------------------------------------
                                        Stephen C. Byelick, Jr.
                                        Chief Financial Officer and Secretary